Form 10-K
period 2016-12-31
JPMBB Commercial Mortgage Securities Trust 2014-C24
filed 2017-03-24
CIK 1621379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Canyon Ranch Portfolio Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date.  The Canyon Ranch Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Canyon Ranch Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2014-UBS5 Mortgage Trust transaction, Commission File Number 333-193376-10 (the “COMM 2014-UBS5 Transaction”). This loan combination, including the Canyon Ranch Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-UBS5 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2014-UBS5 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-UBS5 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Columbus Square Portfolio Mortgage Loan, which constituted approximately 7.6% of the asset pool of the issuing entity as of its cut-off date.  The Columbus Square Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Columbus Square Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2014-C22 transaction, Commission File Number 333-195164-01 (the “WFRBS 2014-C22 Transaction”). This loan combination, including the Columbus Square Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C22 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFRBS 2014-C22 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFRBS 2014-C22 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grapevine Mills Mortgage Loan and the 17 State Street Mortgage Loan, which constituted approximately 9.0% and 5.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Grapevine Mills Mortgage Loan and the 17 State Street Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Grapevine Mills Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 17 State Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C23 transaction, Commission File Number 333-190246-08 (the “JPMBB 2014-C23 Transaction”). These loan combinations, including the Grapevine Mills Mortgage Loan and the 17 State Street Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2014-C23 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2014-C23 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Houston Post Oak Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Hilton Houston Post Oak Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hilton Houston Post Oak Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Hilton Houston Post Oak Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Hilton Houston Post Oak loan combination in the JPMBB Commercial Mortgage Securities Trust 2014-C25 transaction, Commission File Number 333-190246-10 (the “JPMBB 2014-C25 Transaction”).  After the closing of the JPMBB 2014-C25 Transaction on November 24, 2014, this loan combination, including the Hilton Houston Post Oak Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2014-C25 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2014-C25 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2014-C25 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and certificate administrator of the Grapevine Mills Mortgage Loan, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan, the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grapevine Mills Mortgage Loan, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan, the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the senior trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grapevine Mills Mortgage Loan, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the Grapevine Mills Mortgage Loan, the Columbus Square Portfolio Mortgage Loan and the 17 State Street Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grapevine Mills Mortgage Loan, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan, the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, the pooling and servicing agreement for the WFRBS 2014-C22 Transaction, the pooling and servicing agreement for the JPMBB 2014-C25 Transaction and the pooling and servicing agreement for the COMM 2014-UBS5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grapevine Mills Mortgage Loan, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan, the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer) under the Pooling and Servicing Agreement and the primary servicer of the Grapevine Mills Mortgage Loan, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan, the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as operating advisor of the Canyon Ranch Portfolio Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Hilton Houston Post Oak Mortgage Loan and the Canyon Ranch Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Grapevine Mills Mortgage Loan and the 17 State Street Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2014-C23 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hilton Houston Post Oak Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C25 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2014-C25 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2014-C25 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

4.3 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, SB, as NCB Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 KeyBank National Association, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.1)
33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan
33.12 Wilmington Trust, National Association, as Trustee of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.5)
33.15 Situs Holdings, LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.1)
33.19 CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan
33.20 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.5)
33.23 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.1)
33.27 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.19)
33.28 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.5)
33.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.6)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)
33.33 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.8)
33.34 Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan (see Exhibit 33.1)
33.35 CWCapital Asset Management LLC, as Special Servicer of the 17 State Street Mortgage Loan (see Exhibit 33.19)
33.36 Wilmington Trust, National Association, as Trustee of the 17 State Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 17 State Street Mortgage Loan (see Exhibit 33.4)
33.38 Wells Fargo Bank, National Association, as Custodian of the 17 State Street Mortgage Loan (see Exhibit 33.5)
33.39 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 17 State Street Mortgage Loan (see Exhibit 33.6)
33.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 33.7)
33.41 National Tax Search, LLC, as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 33.8)
33.42 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.1)
33.43 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.11)
33.44 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)
33.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.4)
33.46 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.5)
33.47 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.6)
33.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.7)
33.49 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 KeyBank National Association, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.1)
34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan
34.12 Wilmington Trust, National Association, as Trustee of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.5)
34.15 Situs Holdings, LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.1)
34.19 CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan
34.20 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.5)
34.23 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.1)
34.27 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.19)
34.28 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.5)
34.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.6)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)
34.33 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.8)
34.34 Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan (see Exhibit 34.1)
34.35 CWCapital Asset Management LLC, as Special Servicer of the 17 State Street Mortgage Loan (see Exhibit 34.19)
34.36 Wilmington Trust, National Association, as Trustee of the 17 State Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 17 State Street Mortgage Loan (see Exhibit 34.4)
34.38 Wells Fargo Bank, National Association, as Custodian of the 17 State Street Mortgage Loan (see Exhibit 34.5)
34.39 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 17 State Street Mortgage Loan (see Exhibit 34.6)
34.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 34.7)
34.41 National Tax Search, LLC, as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 34.8)
34.42 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.1)
34.43 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.11)
34.44 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)
34.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.4)
34.46 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.5)
34.47 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.6)
34.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.7)
34.49 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Canyon Ranch Portfolio Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan
35.9 CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan
35.12 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan (see Exhibit 35.11)
35.15 CWCapital Asset Management LLC, as Special Servicer of the 17 State Street Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 17 State Street Mortgage Loan (see Exhibit 35.13)
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and KeyBank National Association, as Seller (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Column Financial, Inc., as Seller (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and General Electric Capital Corporation, as Seller (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 23, 2017

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

4.3 Pooling and Servicing Agreement, dated as of September 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, NCB, FSB, as NCB Master Servicer, NCB, SB, as NCB Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 KeyBank National Association, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.1)
33.11 Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan
33.12 Wilmington Trust, National Association, as Trustee of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.5)
33.15 Situs Holdings, LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.1)
33.19 CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan
33.20 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.5)
33.23 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.1)
33.27 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 33.19)
33.28 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 33.5)
33.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 33.6)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.7)
33.33 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 33.8)
33.34 Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan (see Exhibit 33.1)
33.35 CWCapital Asset Management LLC, as Special Servicer of the 17 State Street Mortgage Loan (see Exhibit 33.19)
33.36 Wilmington Trust, National Association, as Trustee of the 17 State Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 17 State Street Mortgage Loan (see Exhibit 33.4)
33.38 Wells Fargo Bank, National Association, as Custodian of the 17 State Street Mortgage Loan (see Exhibit 33.5)
33.39 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 17 State Street Mortgage Loan (see Exhibit 33.6)
33.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 33.7)
33.41 National Tax Search, LLC, as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 33.8)
33.42 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.1)
33.43 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.11)
33.44 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)
33.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.4)
33.46 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.5)
33.47 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.6)
33.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.7)
33.49 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 KeyBank National Association, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.1)
34.11 Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan
34.12 Wilmington Trust, National Association, as Trustee of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.5)
34.15 Situs Holdings, LLC, as Operating Advisor of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Canyon Ranch Portfolio Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.1)
34.19 CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan
34.20 Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.5)
34.23 Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.1)
34.27 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan (see Exhibit 34.19)
34.28 Wilmington Trust, National Association, as Trustee of the Grapevine Mills Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the Grapevine Mills Mortgage Loan (see Exhibit 34.5)
34.31 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Grapevine Mills Mortgage Loan (see Exhibit 34.6)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.7)
34.33 National Tax Search, LLC, as Servicing Function Participant of the Grapevine Mills Mortgage Loan (see Exhibit 34.8)
34.34 Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan (see Exhibit 34.1)
34.35 CWCapital Asset Management LLC, as Special Servicer of the 17 State Street Mortgage Loan (see Exhibit 34.19)
34.36 Wilmington Trust, National Association, as Trustee of the 17 State Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 17 State Street Mortgage Loan (see Exhibit 34.4)
34.38 Wells Fargo Bank, National Association, as Custodian of the 17 State Street Mortgage Loan (see Exhibit 34.5)
34.39 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 17 State Street Mortgage Loan (see Exhibit 34.6)
34.40 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 34.7)
34.41 National Tax Search, LLC, as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 34.8)
34.42 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.1)
34.43 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.11)
34.44 Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)
34.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.4)
34.46 Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.5)
34.47 Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.6)
34.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.7)
34.49 National Tax Search, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Canyon Ranch Portfolio Mortgage Loan
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Canyon Ranch Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Canyon Ranch Portfolio Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan
35.9 CWCapital Asset Management LLC, as Special Servicer of the Columbus Square Portfolio Mortgage Loan
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Columbus Square Portfolio Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Grapevine Mills Mortgage Loan
35.12 CWCapital Asset Management LLC, as Special Servicer of the Grapevine Mills Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Grapevine Mills Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan (see Exhibit 35.11)
35.15 CWCapital Asset Management LLC, as Special Servicer of the 17 State Street Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 17 State Street Mortgage Loan (see Exhibit 35.13)
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Houston Post Oak Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Barclays Bank PLC, as Seller (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and KeyBank National Association, as Seller (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and Column Financial, Inc., as Seller (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and RAIT Funding, LLC, as Seller (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)

99.6 Mortgage Loan Purchase Agreement, dated as of October 22, 2014, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and General Electric Capital Corporation, as Seller (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 22, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein)