Form 10-K
period 2025-12-31
JPMBB Commercial Mortgage Securities Trust 2014-C24
filed 2026-03-19
CIK 1621379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The Canyon Ranch Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Columbus Square Portfolio Mortgage Loan, which constituted approximately 7.6% of the asset pool of the issuing entity as of its cut-off date.  The Columbus Square Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Columbus Square Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2014-C22 transaction, Commission File Number 333-195164-01 (the “WFRBS 2014-C22 Transaction”). This loan combination, including the Columbus Square Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C22 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 17 State Street Mortgage Loan, which constituted approximately 5.9% of the asset pool of the issuing entity as of its cut-off date.  The 17 State Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 17 State Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2014-C23 transaction, Commission File Number 333-190246-08 (the “JPMBB 2014-C23 Transaction”). This loan combination, including the 17 State Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  The Grapevine Mills Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Houston Post Oak Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Hilton Houston Post Oak Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hilton Houston Post Oak Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Hilton Houston Post Oak Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Hilton Houston Post Oak loan combination in the JPMBB Commercial Mortgage Securities Trust 2014-C25 transaction, Commission File Number 333-190246-10 (the “JPMBB 2014-C25 Transaction”).  After the closing of the JPMBB 2014-C25 Transaction on November 24, 2014, this loan combination, including the Hilton Houston Post Oak Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2014-C25 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (but not the primary servicer with respect to those mortgage loans for which KeyBank National Association is the primary servicer) prior to March 1, 2025 and the primary servicer of the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (but not the primary servicer with respect to those mortgage loans for which KeyBank National Association is the primary servicer) on and after March 1, 2025 and the primary servicer of the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the senior trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Hilton Houston Post Oak Mortgage Loan prior to December 23, 2025 and the 17 State Street Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFRBS 2014-C22 Transaction, the pooling and servicing agreement for the JPMBB 2014-C23 Transaction and the pooling and servicing agreement for the JPMBB 2014-C25 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Columbus Square Portfolio Mortgage Loan, the 17 State Street Mortgage Loan and the Hilton Houston Post Oak Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Hilton Houston Post Oak Mortgage Loan on and after December 23, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Mount Street US (Georgia) LLP as special servicer of the Columbus Square Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Hilton Houston Post Oak Mortgage Loan prior to December 23, 2025 and the 17 State Street Mortgage Loan and Argentic Services Company LP as special servicer of the Hilton Houston Post Oak Mortgage Loan on and after December 23, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Columbus Square Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C22 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2014-C22 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2014-C22 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 17 State Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2014-C23 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2014-C23 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hilton Houston Post Oak Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2014-C25 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2014-C25 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2014-C25 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.4           Pooling and Servicing Agreement, dated as of November 1, 2014, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on November 25, 2014 under Commission File No. 333-190246-09 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2        Trimont LLC, as Master Servicer on and after March 1, 2025

33.3        LNR Partners, LLC, as Special Servicer

33.4        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5        Wells Fargo Bank, National Association, as Certificate Administrator

33.6        Wells Fargo Bank, National Association, as Custodian

33.7        Pentalpha Surveillance LLC, as Senior Trust Advisor

33.8        CoreLogic Solutions, LLC, as Servicing Function Participant

33.9        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11      KeyBank National Association, as Primary Servicer

33.12      Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13      Trimont LLC, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14      Mount Street US (Georgia) LLP , as Special Servicer of the Columbus Square Portfolio Mortgage Loan

33.15      Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.16      Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.6)

33.17      Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.7)

33.18      CoreLogic Solutions, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 33.8)

33.19      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.20      Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.21      Trimont LLC, as Primary Servicer of the 17 State Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.22      Rialto Capital Advisors, LLC, as Special Servicer of the 17 State Street Mortgage Loan

33.23      Wilmington Trust, National Association, as Trustee of the 17 State Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Wells Fargo Bank, National Association, as Custodian of the 17 State Street Mortgage Loan (see Exhibit 33.6)

33.25      Pentalpha Surveillance LLC, as Senior Trust Advisor of the 17 State Street Mortgage Loan (see Exhibit 33.7)

33.26      CoreLogic Solutions, LLC, as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 33.8)

33.27      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.28      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29      Trimont LLC, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30      Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan prior to December 23, 2025 (see Exhibit 33.22)

33.31      Argentic Services Company LP, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan on and after December 23, 2025 (Omitted. See Explanatory Notes.)

33.32      Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.6)

33.34      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.7)

33.35      CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 33.8)

33.36      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2        Trimont LLC, as Master Servicer on and after March 1, 2025

34.3        LNR Partners, LLC, as Special Servicer

34.4        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5        Wells Fargo Bank, National Association, as Certificate Administrator

34.6        Wells Fargo Bank, National Association, as Custodian

34.7        Pentalpha Surveillance LLC, as Senior Trust Advisor

34.8        CoreLogic Solutions, LLC, as Servicing Function Participant

34.9        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11      KeyBank National Association, as Primary Servicer

34.12      Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13      Trimont LLC, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14      Mount Street US (Georgia) LLP , as Special Servicer of the Columbus Square Portfolio Mortgage Loan

34.15      Wilmington Trust, National Association, as Trustee of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.16      Wells Fargo Bank, National Association, as Custodian of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.6)

34.17      Pentalpha Surveillance LLC, as Trust Advisor of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.7)

34.18      CoreLogic Solutions, LLC, as Servicing Function Participant of the Columbus Square Portfolio Mortgage Loan (see Exhibit 34.8)

34.19      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.20      Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.21      Trimont LLC, as Primary Servicer of the 17 State Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.22      Rialto Capital Advisors, LLC, as Special Servicer of the 17 State Street Mortgage Loan

34.23      Wilmington Trust, National Association, as Trustee of the 17 State Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Wells Fargo Bank, National Association, as Custodian of the 17 State Street Mortgage Loan (see Exhibit 34.6)

34.25      Pentalpha Surveillance LLC, as Senior Trust Advisor of the 17 State Street Mortgage Loan (see Exhibit 34.7)

34.26      CoreLogic Solutions, LLC, as Servicing Function Participant of the 17 State Street Mortgage Loan (see Exhibit 34.8)

34.27      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.28      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29      Trimont LLC, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30      Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan prior to December 23, 2025 (see Exhibit 34.22)

34.31      Argentic Services Company LP, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan on and after December 23, 2025 (Omitted. See Explanatory Notes.)

34.32      Wilmington Trust, National Association, as Trustee of the Hilton Houston Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Custodian of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.6)

34.34      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.7)

34.35      CoreLogic Solutions, LLC, as Servicing Function Participant of the Hilton Houston Post Oak Mortgage Loan (see Exhibit 34.8)

34.36      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2        Trimont LLC, as Master Servicer on and after March 1, 2025

35.3        LNR Partners, LLC, as Special Servicer

35.4        Wells Fargo Bank, National Association, as Certificate Administrator

35.5        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6        KeyBank National Association, as Primary Servicer

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8        Trimont LLC, as Primary Servicer of the Columbus Square Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9        Mount Street US (Georgia) LLP , as Special Servicer of the Columbus Square Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the 17 State Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11      Trimont LLC, as Primary Servicer of the 17 State Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12      Rialto Capital Advisors, LLC, as Special Servicer of the 17 State Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.13      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14      Trimont LLC, as Primary Servicer of the Hilton Houston Post Oak Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan prior to December 23, 2025 (Omitted. See Explanatory Notes.)

35.16      Argentic Services Company LP, as Special Servicer of the Hilton Houston Post Oak Mortgage Loan on and after December 23, 2025 (Omitted. See Explanatory Notes.)

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

Date: March 19, 2026